Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2017-C38
filed 2021-03-26
CIK 1707817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Amazon Lakeland Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Amazon Lakeland Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Amazon Lakeland Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 4.8% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and twenty-two other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue Trust 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Save Mart Portfolio Mortgage Loan and the Lormax Stern Retail Development - Roseville Mortgage Loan, which constituted approximately 1.4% and 1.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Save Mart Portfolio Mortgage Loan and the Lormax Stern Retail Development - Roseville Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Save Mart Portfolio Mortgage Loan, five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the Lormax Stern Retail Development - Roseville Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-01 (the “UBS 2017-C1 Transaction”). These loan combinations, including the Save Mart Portfolio Mortgage Loan and the Lormax Stern Retail Development - Roseville Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the General Motors Building Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Long Island Prime Portfolio - Melville Mortgage Loan, the 225 & 233 Park Avenue South Mortgage Loan, the Market Street - The Woodlands Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Raleigh Marriott City Center Mortgage Loan, the 2851 Junction Mortgage Loan, the 123 William Street Mortgage Loan, the Save Mart Portfolio Mortgage Loan, the Crossings at Hobart Mortgage Loan and the Lormax Stern Retail Development - Roseville Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) pursuant to Item 1123.  Because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Del Amo Fashion Center Mortgage Loan, the Long Island Prime Portfolio - Melville Mortgage Loan, the Market Street - The Woodlands Mortgage Loan, the 2851 Junction Mortgage Loan and the Crossings at Hobart Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan, which constituted approximately 3.9% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Argentic Services Company LP is the special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan, which constituted approximately 3.9% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan from May 6, 2020 to December 31, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 123 William Street Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Crossings at Hobart Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Save Mart Portfolio Mortgage Loan, the Lormax Stern Retail Development - Roseville Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Market Street - The Woodlands Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the 2851 Junction Mortgage Loan, the 225 & 233 Park Avenue South Mortgage Loan, the Long Island Prime Portfolio - Melville Mortgage Loan and the Raleigh Marriott City Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Del Amo Fashion Center Mortgage Loan, the Long Island Prime Portfolio - Melville Mortgage Loan, the 225 & 233 Park Avenue South Mortgage Loan, the Market Street - The Woodlands Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Raleigh Marriott City Center Mortgage Loan, the Crossings at Hobart Mortgage Loan and the Lormax Stern Retail Development - Roseville Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan and the Market Street - The Woodlands Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020, and Argentic Services Company LP as special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 225 & 233 Park Avenue South Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the iStar Leased Fee Portfolio Mortgage Loan and the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020, Rialto Capital Advisors, LLC as special servicer of the Crossings at Hobart Mortgage Loan, the Long Island Prime Portfolio - Melville Mortgage Loan and the Raleigh Marriott City Center Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan and the Market Street - The Woodlands Mortgage Loan and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the Del Amo Fashion Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.13      Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 33.8)

33.16      Wells Fargo Bank, National Association, as Primary Servicer of the 123 William Street Mortgage Loan (see Exhibit 33.1)

33.17      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 123 William Street Mortgage Loan

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

33.27      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (see Exhibit 33.20)

33.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.29      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.30      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

33.31      LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.32      Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.35      Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.20)

33.36      Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.1)

33.37      Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan

33.38      Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 33.5)

33.40      Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 33.6)

33.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.7)

33.42      National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.8)

33.43      Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.1)

33.44      AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.24)

33.45      Wilmington Trust, National Association, as Trustee of the Save Mart Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Custodian of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.5)

33.47      Pentalpha Surveillance LLC, as Operating Advisor of the Save Mart Portfolio Mortgage Loan

33.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.7)

33.49      National Tax Search, LLC, as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.8)

33.50      Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.1)

33.51      CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

33.52      Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.5)

33.54      Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.47)

33.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.7)

33.56      National Tax Search, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.8)

33.57      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.2)

33.58      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan

33.59      Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.5)

33.61      Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.6)

33.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.30)

33.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.30)

33.64      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.66      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.47)

33.67      Wells Fargo Bank, National Association, as Primary Servicer of the Market Street - The Woodlands Mortgage Loan (see Exhibit 33.1)

33.68      CWCapital Asset Management LLC, as Special Servicer of the Market Street - The Woodlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wilmington Trust, National Association, as Trustee of the Market Street - The Woodlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.70      Wells Fargo Bank, National Association, as Custodian of the Market Street - The Woodlands Mortgage Loan (see Exhibit 33.5)

33.71      Park Bridge Lender Services LLC, as Operating Advisor of the Market Street - The Woodlands Mortgage Loan (see Exhibit 33.6)

33.72      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Market Street - The Woodlands Mortgage Loan (see Exhibit 33.7)

33.73      National Tax Search, LLC, as Servicing Function Participant of the Market Street - The Woodlands Mortgage Loan (see Exhibit 33.8)

33.74      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.75      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.24)

33.76      Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.77      Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.5)

33.78      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.79      National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.8)

33.80      Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 33.1)

33.81      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 33.30)

33.82      Wilmington Trust, National Association, as Trustee of the 2851 Junction Mortgage Loan (Omitted. See Explanatory Notes.)

33.83      Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 33.5)

33.84      Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 33.6)

33.85      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 33.7)

33.86      National Tax Search, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 33.8)

33.87      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.88      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.89      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.90      Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.91      Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.92      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.20)

33.93      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.94      National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.95      Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.1)

33.96      Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.37)

33.97      Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Melville Mortgage Loan (Omitted. See Explanatory Notes.)

33.98      Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.5)

33.99      Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.6)

33.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.7)

33.101    National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 33.8)

33.102    Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.1)

33.103    Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.37)

33.104    Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.105    Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.5)

33.106    Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.47)

33.107    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.7)

33.108    National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.8)

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

34.13      Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 34.8)

34.16      Wells Fargo Bank, National Association, as Primary Servicer of the 123 William Street Mortgage Loan (see Exhibit 34.1)

34.17      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 123 William Street Mortgage Loan

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

34.27      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (see Exhibit 34.20)

34.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.29      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.30      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

34.31      LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.32      Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.35      Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.20)

34.36      Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.1)

34.37      Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan

34.38      Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 34.5)

34.40      Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 34.6)

34.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.7)

34.42      National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.8)

34.43      Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.1)

34.44      AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.24)

34.45      Wilmington Trust, National Association, as Trustee of the Save Mart Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Custodian of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.5)

34.47      Pentalpha Surveillance LLC, as Operating Advisor of the Save Mart Portfolio Mortgage Loan

34.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.7)

34.49      National Tax Search, LLC, as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.8)

34.50      Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.1)

34.51      CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

34.52      Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.5)

34.54      Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.47)

34.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.7)

34.56      National Tax Search, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.8)

34.57      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.2)

34.58      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan

34.59      Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.5)

34.61      Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.6)

34.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.30)

34.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.30)

34.64      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.66      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.47)

34.67      Wells Fargo Bank, National Association, as Primary Servicer of the Market Street - The Woodlands Mortgage Loan (see Exhibit 34.1)

34.68      CWCapital Asset Management LLC, as Special Servicer of the Market Street - The Woodlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wilmington Trust, National Association, as Trustee of the Market Street - The Woodlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.70      Wells Fargo Bank, National Association, as Custodian of the Market Street - The Woodlands Mortgage Loan (see Exhibit 34.5)

34.71      Park Bridge Lender Services LLC, as Operating Advisor of the Market Street - The Woodlands Mortgage Loan (see Exhibit 34.6)

34.72      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Market Street - The Woodlands Mortgage Loan (see Exhibit 34.7)

34.73      National Tax Search, LLC, as Servicing Function Participant of the Market Street - The Woodlands Mortgage Loan (see Exhibit 34.8)

34.74      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.75      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.24)

34.76      Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.77      Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.5)

34.78      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.79      National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.8)

34.80      Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 34.1)

34.81      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 34.30)

34.82      Wilmington Trust, National Association, as Trustee of the 2851 Junction Mortgage Loan (Omitted. See Explanatory Notes.)

34.83      Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 34.5)

34.84      Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 34.6)

34.85      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 34.7)

34.86      National Tax Search, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 34.8)

34.87      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.88      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.89      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.90      Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.91      Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.92      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.20)

34.93      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.94      National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.95      Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.1)

34.96      Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.37)

34.97      Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Melville Mortgage Loan (Omitted. See Explanatory Notes.)

34.98      Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.5)

34.99      Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.6)

34.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.7)

34.101    National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 34.8)

34.102    Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.1)

34.103    Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.37)

34.104    Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.105    Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.5)

34.106    Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.47)

34.107    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.7)

34.108    National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.8)

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

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Amazon Lakeland Mortgage Loan (see Exhibit 35.1)

35.5        KeyBank National Association, as Special Servicer of the Amazon Lakeland Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the 123 William Street Mortgage Loan (see Exhibit 35.1)

35.7        Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 123 William Street Mortgage Loan

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.9        AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan

35.11      LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.12      Argentic Services Company LP, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.1)

35.14      Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 35.1)

35.16      AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 35.9)

35.17      Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 35.1)

35.18      CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

35.19      KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 35.2)

35.20      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.10)

35.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.10)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the Market Street - The Woodlands Mortgage Loan (see Exhibit 35.1)

35.24      CWCapital Asset Management LLC, as Special Servicer of the Market Street - The Woodlands Mortgage Loan (Omitted. See Explanatory Notes.)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 35.1)

35.26      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 35.9)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 35.1)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 35.10)

35.29      Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.30      LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.31      Argentic Services Company LP, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.32      Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (see Exhibit 35.1)

35.33      Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Melville Mortgage Loan (Omitted. See Explanatory Notes.)

35.34      Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.1)

35.35      Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 26, 2021